Form 10-K405
period 1997-12-31
ASSOCIATION FOR INVESTMENT IN U S GUARANTEED ASSETS INC
filed 1998-03-31
CIK 52768

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                             FORM 10-K

(Mark One)

    (X)             ANNUAL REPORT PURSUANT TO SECTION 30-(a)
                    AND (c) OF THE INVESTMENT COMPANY ACT OF
                       1940 AND SECTION 13 OR 15(d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934 (FEE
                                    REQUIRED)

                     For fiscal year ended December 31, 1997

    ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 811-2563

       ASSOCIATION FOR INVESTMENT IN UNITED STATES GUARANTEED ASSETS, INC.
             (Exact name of registrant as specified in its charter)

                               Maryland                         13-2812598

                  (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)               Identification No.)

                  9 Old Kings Highway South                       06820
               (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code              (203) 662-7600


Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
           Title of Each Class                              Which Registered

                   None                                         None


Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. {X}

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. None

As of March 26, 1997 the registrant has authorized and issued 250,000 shares of common stock, $1.00 par value, which is owned entirely by Huntoon Hastings Capital Corp. its parent.

                    Documents Incorporated By Reference

Portion of Series 28 Prospectus dated July 11, 1997 are incorporated by reference into Part I.

Index to Exhibits, Financial Statements and Schedules appear on page 17.

                                     PART I

Item 1. Business

The business of the registrant is the investment of net proceeds derived from the original sale of face-amount certificates to the public, and includes maintenance of reserves and deposits of assets to cover certificate liabilities, and selection and management of its investments.

Further particulars of the business carried on by the registrant are contained on pages 1 through 9 of the Prospectus herein incorporated by reference.

The Company employs 4 officers, 4 directors. Of the directors, 2 were officers of the Company.

For related party information, refer to Note 5 of the Notes to Financial Statements.

Item 2. Properties

None

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

                                      PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

a)  Common stock: refer to Item 12

b)Face amount certificates:

                                                              Number of Holders
                                                              at December 31, 1997

                  Series 28                                            257

                  Series 28I                                             1

Item 6.  Selected Financial Data

                                       1997                 1996                1995                1994                1993
                                   ------------        ------------        ------------        ------------        ------------

Investment income                  $  1,695,277        $  1,638,569        $  1,681,622        $  1,483,314        $  1,448,175

Investment expenses                     109,449             169,922             158,877             157,415             156,477

Provision for
 certificate reserves                 1,231,261           1,189,455           1,251,309           1,070,114           1,049,987

Net income                              208,858             164,458             158,994             149,404             159,529

Total assets                        $35,037,649         $33,798,197         $32,412,633         $31,336,938         $30,126,901

Item 7. Management's Discussion and Analysis of the Results of
        Operations and Financial Condition

1997 versus 1996

The Company's primary portfolio investment policy was one of investing in U.S. Government or Government guaranteed short-term securities. Rates and yields on these securities were approximately the same as those prevailing in 1996. The income from this source resulted in a yield on unborrowed reserves for 1997 of 4.61% versus 4.50% in 1996. Reflecting an increase in the rates of return, the provision for certificate reserves in 1997 was higher then 1996.

1996 versus 1995

The Company's primary portfolio investment policy was one of investing in U.S. Government or Government guaranteed short-term securities. Rates and yields on these securities were approximately the same as those prevailing in 1995. The Association availed itself of the provisions of its Order of Exemption and made short-term secured loans at the prime rate to affiliated companies, however, these loans were significantly lower than in 1995, resulting in an overall decrease in earnings on investments. The income from these two sources resulted in a yield on unborrowed reserves for 1996 of 4.50% versus 6.12% in 1995. Reflecting a decrease in the rates of return, the provision for certificate reserves in 1996 was proportionately lower than 1995.

Liquidity

The liquidity of the investment portfolio is an important concern of the fund's management. Loans under the Order of Exemption are of short-term duration, and the average maturity of the investments in U.S. Government Treasury Bills is three (3) months.

Capital Resources

The Association continues to meet the minimum capital requirements for a face-amount certificate company as specified by law. Additional capital is not required for the current or future operations of the company.

                           Independent Auditors' Report

Board of Directors and Security Holders
Association for Investment in United States

 Guaranteed Assets, Inc.

We have audited the accompanying balance sheets of Association for Investment in United States Guaranteed Assets, Inc. as of December 31, 1997 and 1996 and the related statements of income, retained earnings and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Association for Investment in United States Guaranteed Assets, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

Bridgeport, Connecticut           Dworken, Hillman, LaMorte & Sterczala, P.C.
February 11, 1998

                              ASSOCIATION FOR INVESTMENT
                       IN UNITED STATES GUARANTEED ASSETS, INC.

                                    BALANCE SHEETS

                              December 31, 1997 and 1996

                                         Assets

                                                                                                      1997                 1996
                                                                                               -----------          -----------

Qualified assets (Note 2):

  Cash                                                                                         $    18,184          $    13,195

  Investments in U.S. Treasury Bills, at cost which approximates market                          6,944,367            7,068,716

  Certificates loans, secured by applicable certificate reserves (Note 3)                       27,639,163           26,359,464

  Loans to affiliates under Order of Exemption (Note 5)                                             14,173                1,801

  Receivable for accrued interest (Note 5)                                                         421,762              355,021
                                                                                                ----------           ----------


                                                                                               $35,037,649          $33,798,197
                                                                                                ----------           ----------
                                                                                                ----------           ----------

                                             Liabilities and Shareholder's Equity

Certificate reserves (Note 3):

  Reserves to mature:

    Series 28, fully paid certificates (Note 5)                                                $30,122,784          $28,960,222

    Series 28I, installment certificates                                                             7,579                7,241

    Reserve for additional credits                                                               4,327,211            4,258,850
                                                                                                ----------           ----------

                                                                                                34,457,574           33,226,313
Current liabilities, exclusive of certificate reserve liabilities:

  Unearned interest on certificate holders' loans                                                   76,685               67,559
  Accrued expenses, taxes and other                                                                 73,881               93,674
                                                                                                ----------           ----------

                                                                                                34,608,140           33,387,546
                                                                                                ----------           ----------

Shareholder's equity:

  Common stock, par value $1 per share, authorized, issued and
    outstanding 250,000 shares                                                                     250,000              250,000

  Capital in excess of par value                                                                     1,000                1,000

  Retained earnings                                                                                178,509              159,651
                                                                                              ------------          -----------
                                                                                                   429,509              410,651
                                                                                              ------------          -----------

                                                                                               $35,037,649          $33,798,197
                                                                                              ------------          -----------
                                                                                              ------------          -----------







                                         See notes to financial statements.

                                             ASSOCIATION FOR INVESTMENT
                                      IN UNITED STATES GUARANTEED ASSETS, INC.

                                                STATEMENTS OF INCOME

                                    Years Ended December 31, 1997, 1996 and 1995

                                                                           1997                   1996                  1995
                                                                    -----------            -----------           -----------
Investment income:
  Interest income: (Note 5)

    Investments                                                     $   367,483            $   370,457           $   473,888

    Certificate loans                                                 1,327,277              1,268,112             1,207,734
                                                                      ---------              ---------             ---------

                                                                      1,695,277              1,638,569             1,681,622
                                                                      ---------              ---------             ---------
Investment expenses:

  Officer's salary                                                       49,269                 69,333               104,000

  Consulting                                                                                    31,500

  Professional fees                                                      17,694                 26,977                10,750

  Custodial fees                                                         19,058                 16,000                16,000

  Printing, promotion and telephone                                       8,156                  8,286                 8,553

  Directors' fees                                                         8,000                  8,000                10,000

  Payroll taxes                                                           4,065                  3,778                 5,575

  Miscellaneous                                                           3,207                  6,048                 3,999
                                                                   ------------           ------------          ------------
                                                                        109,449                169,922               158,877
                                                                   ------------           ------------          ------------
Net investment income                                                 1,585,828              1,468,647             1,522,745
Provision for certificate reserves

 (Notes 3 and 5)                                                      1,231,261              1,189,455             1,251,309
                                                                    -----------            -----------           -----------
Income before income taxes                                              354,567                279,192               271,436

Income taxes (Note 4)                                                   145,709                114,734               112,442
                                                                   ------------           ------------          ------------
Net income                                                          $   208,858            $   164,458          $    158,994
                                                                    ===========            ===========          ============







                          See notes to financial statements.

                                             ASSOCIATION FOR INVESTMENT
                                      IN UNITED STATES GUARANTEED ASSETS, INC.

                                           STATEMENTS OF RETAINED EARNINGS

                                    Years Ended December 31, 1997, 1996 and 1995


                                                                                    1997                1996                1995
                                                                              ----------          ----------         -----------

Balance, beginning                                                              $159,651          $   15,193         $     6,199

Add net income                                                                   208,828             164,458             158,994

Deduct cash dividends on common stock                                         (  190,000)        (    20,000)        (   150,000)
                                                                               ---------          ----------          ----------

Balance, ending                                                                 $178,509            $159,651          $   15,193
                                                                                ========            ========          ==========





                     See notes to financial statements.

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                            STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1997, 1996 and 1995

                                                                                  1997                   1996                  1995
                                                                         -------------           ------------         -------------

Cash flows from operating activities:

  Net income                                                             $     208,858          $     164,458         $     158,994
  Adjustments to reconcile net income to net cash
       provided by operating activities:

    Provision for certificate reserves                                       1,231,261              1,189,455             1,251,309
    Change in assets and liabilities:

      (Increase) in accrued interest                                    (       66,741)         (     245,328)        (      92,806)

      Increase in unearned interest                                              9,126                  8,593                 9,117

      Increase (decrease) in accrued expenses                           (       19,793)                43,058         (     193,725)
                                                                         -------------           ------------         -------------
Net cash provided by operating activities                                    1,362,711              1,160,236             1,132,889
                                                                         -------------           ------------         -------------
Cash flows from investing activities:

  Proceeds from sale and maturity of investments                            13,193,368             14,327,107            13,325,270

  Purchase of investments                                               (   13,069,019)         (  16,260,497)        (  11,555,103)

  (Increase) decrease in loans to affiliates                            (       12,372)             2,019,396         (   1,512,726)

  Disbursements for certificate loans                                   (    1,279,699)         (   1,255,768)        (   1,250,819)
                                                                         -------------           ------------         -------------
Net cash used in investing activities                                   (    1,167,722)         (   1,169,762)        (    993,378)
                                                                         -------------           ------------         -------------
Cash flows from financing activities:

  Cash dividends paid                                                   (      190,000)         (      20,000)        (     150,000)
                                                                         -------------           ------------        --------------
Net cash used in financing activities                                   (      190,000)         (      20,000)        (     150,000)
                                                                         -------------           ------------        --------------
Net increase (decrease) in cash                                                  4,989          (      29,526)        (      10,489)
Cash, beginning                                                                 13,195                 42,721                53,210
                                                                         -------------           ------------        --------------
Cash, ending                                                            $       18,184          $      13,195         $      42,721
                                                                         =============           ============        ==============
Supplemental disclosures of cash flows
  information:

  Cash payment for income taxes                                         $       98,266          $      80,000         $     105,000
                                                                        ==============          =============         =============





                                         See notes to financial statements.

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995

1.     Nature of business and significant accounting policies:

       Nature of business:

       The Company is an issuer of Series 28 Face amount certificates. The
         Company is a wholly-owned subsidiary of Huntoon Hastings Capital Corp. ("Parent").

       The Company's financial statements are prepared in accordance with generally accepted accounting principles and comply with Section 28 of the Investment Company Act of 1940.

       Use of estimates:

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenue and expenses. Actual results could vary from the estimates that were used.

       Valuation of qualified assets:

       Qualified assets are stated at cost, except for United States Treasury
         Bills which are stated at amortized cost which approximates market value. An allowance for loss will be provided if evidence indicates a permanent decline in the underlying value and earning power of individual securities.

       Income recognition:

       Security transactions are recorded on the trade date. Interest income is recorded when earned. Discounts on United States Treasury Bills are amortized over the terms of the securities to which they apply. Unearned interest on certificate loans is amortized on a straight-line basis over the life of the loan.

       Provision for certificate reserves:

       Certificate reserves accrue at the rate of 3 1/2% compounded annually. In addition, at the end of each fiscal year of the Company, each certificate upon which all payments including all installments, have been made will receive "additional credits" calculated on the earnings attributable to the invested reserves. Borrowed reserves are not eligible for additional credits.

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                  Years Ended December 31, 1997, 1996 and 1995

1.     Nature of business and significant accounting policies (continued):

       Cash:

       For the purposes of the Statement of Cash Flows, the Company considers investments with original maturities of three months or less to be a cash equivalent.

       The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

       Fair value of financial instruments:

       The carrying amount of cash, investments in U.S. Treasury Bills, accounts, loans and other receivables, loans payable and trade payables approximates fair value because of the short maturity of those instruments.

       The carrying amount of Certificate Loans approximates fair value because these loans are secured by related Certificate Reserves. The carrying amount of Certificate Reserves approximates fair value because under the terms of the Certificates, a holder can sell their certificates at any time for its carrying amount.

2. Qualified assets:

       Under the provisions of its certificates and the Investment Company Act of 1940, at December 31, 1997, the Company was required to have qualified assets (as that term is defined in Section 28 (b) of the Act), of $34,707,574. As shown in the accompanying balance sheet, the Company had qualified assets of $35,037,649.

       Pursuant to the requirements of the Investment Company Act of 1940, "Qualified Assets" are to be maintained on deposit with First Union Bank under a "Depository Agreement" to meet certificate reserve requirements of $34,457,574, at December 31, 1997. Assets on deposit as of December 31, 1997 are as follows:

       Cash                                                                       $      18,184
       United States Treasury Bills                                                   6,944,367
       Certificate loans, secured by certificate reserves                            27,639,163
       Loans to affiliates under Order of Exemption secured by United States
       guaranteed financial instruments                                                  14,173
                                                                                        -------

                                                                                    $34,615,887
                                                                                    -----------
                                                                                    -----------

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                  Years Ended December 31, 1997, 1996 and 1995

3. Certificate reserves:

       Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the Investment Company Act of 1940. The total gross rate of accumulation on Series 28 and 28I certificates for 1997 was 4.61%. Gross rates of accumulation on certificate reserves were as follows:

                                          1997                                1996                                1995
                                ----------------------------        ----------------------------        --------------------------

                                                Annual Gross                        Annual Gross                        Annual Gross
                                  Total           Rates of            Total           Rates of           Total            Rates of

                                Reserves        Accumulation        Reserves        Accumulation        Reserves        Accumulation
                                --------        ------------        --------        ------------        --------        ----------

      Reserves to mature:

        Series 28            $30,122,784            3.50%        $28,960,222            3.50%        $27,839,168            3.50%

        Series 28I                 7,579            3.50%              7,241            3.50%              6,889            3.50%

      Additional credits
       on Series 28 and

       28I certificates        4,327,211            1.11%          4,258,850            1.00%          4,190,800            2.62%
                           -------------                       -------------                       -------------

                             $34,457,574                         $33,226,313                         $32,036,857
                             ===========                         ===========                         ===========

4. Income taxes:

       The Company files a consolidated federal income tax return with its parent and affiliates. The tax liability is allocated to the Company on a separate-return basis.

       The provision for income taxes is composed of the following for the years ended December 31, 1997, 1996 and 1995:

                                                                               1997              1996             1995
                                                                         ----------        ----------       ----------
       Federal                                                             $107,593         $  84,721        $  81,906

       State                                                                 38,116            30,013           30,536
                                                                         ----------        ----------       ----------
                                                                           $145,709          $114,734         $112,442
                                                                           ========          ========         ========

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                  Years Ended December 31, 1997, 1996 and 1995

4.     Income taxes (continued):

                                                                             1997               1996              1995
                                                                         --------          ---------          ---------

       Computed "expected" federal tax expense                           $120,553          $  94,925         $  92,288

       Increase in taxes resulting from state income
         taxes, net of federal benefit                                     25,156             19,809            20,154
                                                                       ----------         ----------        ----------
     Actual tax expense                                                  $145,709           $114,734          $112,442
                                                                         ========           ========          ========

5. Related party transactions:

       AtDecember 31, 1997, the Parent owned certificates with an aggregate cost of $26,109,000 ($23,762,000 in 1996) and had a related loan balance of $25,574,000 ($23,276,000 for 1996) with accrued interest of $398,000 ($343,800 for 1996).

       During 1997, the Company made certificate reserve provisions of approximately $879,000 ($827,500 and $854,000 for 1996 and 1995,
         respectively) and recorded earned interest of $1,226,200 ($1,158,500 and $897,000 for 1996 and 1995, respectively), both, pertaining to the affiliate's certificates and loans.

       Under the Order of Exemption granted by the Securities and Exchange
         Commission, during 1997, 1996 and 1995 the Association made short-term loans to affiliates of the Company, secured by FHA mortgages. Interest earned on these loans, charged at a rate equal to the prime rate, amounted to $0, $4,400 and $162,000 during 1997, 1996 and 1995, respectively.

       The affiliate has borne all operational expenses of the Company, other than those set forth in the statements of income.

6. Year 2000 compliance:

       The Company is evaluating its computer software systems for compliance with issues related to the year 2000. Management anticipates that the Company's systems will be fully compliant by the end of 1998. The costs associated with this are not expected to have a material impact on the Company's financial position or results of operations.

7. Subsequent event:

      Subsequent to year end, the Parent entered into an agreement to sell 100% of the Company's stock to an affiliated company, USGI Holdings, Inc.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

NONE

                                    PART III

Item 10.  Directors and Executive officers of the Registrant

                         Name
                         ----
                       Directors                  Age                     Position with registrant
                       ---------                  ---                     ------------------------

William C. Gow                                    67       Chairman of Board of Directors from July 14, 1980
                                                           to present

Chester T. Smith, Jr.                             66       Chairman of Board of Directors from March 20,
                                                           1979 to July 14, 1980 and President and Director
                                                           since March 20, 1979

Joseph B. Breen                                   67       President to March 19, 1979, Director since March
                                                           12, 1975

Edward J. Martin                                  60       Director since February 6, 1976

Each director's present term of office expires March 1, 1998.

Executive Officers
------------------
Chester T. Smith, Jr.                             66       President since March 20, 1979 and Chairman of
                                                           Board of Directors from March 20, 1979 to July
                                                           14, 1980

William C. Gow                                    67       Chairman of Board of Directors from July 14, 1980
                                                           to present

Glenn J. Reinardy                                 53       Secretary since June 1, 1982

Marcie Gow Pajolek                                40       Vice President since August 8, 1991


Business Experience
-------------------
Chester T. Smith, Jr.

      Vice-Chairman Huntoon Hastings Capital Corp. April 1995 to present. President of First Sentinel Securities Ltd. from April 1979 to present.

William C. Gow

      Chairman of Huntoon Hastings Capital Corp. from August 1992 to July 1997 and First Sentine Securities, Ltd. From July 1980 to present.

-------------------------------

Glenn J. Reinardy

      President of Huntoon Hastings Capital Corp. from July 1992 to present.

Marcie Gow Pajolek

      Vice President of Association for Investment in United States Guaranteed Assets, Inc. from June 1990 to present.

Joseph B. Breen

      Practicing attorney and partner of the law firm of Emmet, Marvin & Martin, former counsel and Senior Vice President of Merrill Lynch Commercial Real Estate, Inc.

Edward J. Martin

      Practicing attorney and partner of the law firm of Reid & Priest from June 1994 to present.

Item 11.   Executive Compensation

(a)   Executive Compensation

The following table lists all compensation paid or accrued by the Company to its chief executive officer and vice president for each of the three years in the period ended December 31, 1997. No other executive officers of the Company received annual salary or bonus during this period.

                           SUMMARY COMPENSATION TABLE

                                                                                           Annual Compensation
                                                                                ------------------------------------------

                                                                                      Salary/             Other Annual
       Name and Principal Position                         Year                     Consulting            Compensation
       ---------------------------                         ----                     -------------         ------------

Chester T. Smith, Jr. President                            1996                        $  69,333                 $2,000

                                                           1995                          104,000                  2,000

Marcie Gow Pajolek                                         1997                          $49,269                   None

                                                           1996                           31,500                   None

Other annual compensation is directors' fees

(b)   Compensation of Directors

All directors of the Company are paid an annual fee, which for 1997 was $2,000 per director.

      (2) All Officers and Directors. All officers and directors of the registrant as a group, stating the number of persons in the group without naming them.

                                                              Salaries, Fees
                Number                 Capacities            Directors' Fees,
              of Persons                in Which               Commissions
               in Group                  Served                and Bonuses
              ---------                ----------            ----------------

                   4                    Director              $    8,000

                   1                    Officer                   49,269

(b)   Incentive and compensation plans and arrangements.

None

(c) Stock purchase plans, profit-sharing and thrift plans.

None

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The registrant has authorized and issued 250,000 shares of common stock, 1.00 par value, which are owned entirely by its parent, Huntoon Hastings Capital Corp., 9 Old Kings Highway South, Darien Connecticut 06820.

                  (1)                                    (2)                                     (3)

               Title of                              Beneficially                              Percent
                 Class                                  Owned                                  of Class
               --------                              ------------                              --------
      Common Stock, no par value                       250,000                                   100%

Item 13.  Certain Relationships and Related Transactions.

For related party information, refer to Note 5 of the Notes to Financial Statements.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements included in Part II, Item 8, of this report:

          Independent Auditor's Report

          Balance Sheets, December 31, 1997 and 1996

          Statements of Income, Years Ended December 31, 1997, 1996 and 1995

          Statements of Retained Earnings, Years Ended December 31, 1997, 1996 and 1995

          Statements of Cash Flows, Years Ended December 31, 1997, 1996 and 1995

(a)   2.  Financial Statements Schedules:

          Independent Auditor's Report on Financial Statement Schedule

          Schedule VI - Certificate Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a)   3.          Exhibits

                  3 - Articles of Incorporation of By-Laws.

                  The articles of incorporation and by-laws, incorporated by reference, were previously filed as an exhibit to Form N-8B-4 filed on March 13, 1975, as amended on May 29, 1975.

                  - Series 28 Prospectus dated July 11, 1997

(b)   Reports on Form 8-K

                  NONE

          Independent Auditors' Report on Financial Statement Schedule

Board of Directors and Security Holders
Association for Investment in United States
Guaranteed Assets, Inc.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule VI is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Bridgeport, Connecticut             Dworken, Hillman, LaMorte & Sterczala, P.C.
February 11, 1998

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                       SCHEDULE VI - CERTIFICATE RESERVES
                                December 31, 1997

     Description                 Balance, January 1, 1997          Additions          Deductions     Balance, December 31, 1997
--------------------     --------------------------------  ------------------------   ----------  ---------------------------------

          Yield to       Number of                                                                Number of
          Maturity on    Accounts                                           Reserve      Cash     Accounts
          an annual       With       Amount of             Charge to    payments by   Surrender    With        Amount of
          Payment      Certificate   Maturity   Amount of  Profit and   Certificate   Prior to    Certificate  Maturity   Amount of
 Series   Basis         Holders      Value      Reserves   Loss         Holders       Maturity     Holders     Value      Reserves
 ------   -----------  -----------   --------   --------   ----------   -----------   ---------   ----------   ---------  -------


Paid up
certificate -
  Series 28               283    $34,399,980 $28,960,222    $1,162,562    $            $                257 $34,399,980  $30,122,784

Installment
  basis -
  Series 28I                1       9,480        7,241             338                                    1       9,480        7,579

Additional
  credits:
  Series 28               N/A                4,255,780         68,165                                   N/A         N/A    4,323,945
  Series 28I              N/A                    3,070            196                                   N/A         N/A        3,266
                        -----  ----------- -----------       ---------    --------     --------       -----  ----------  ---------

                          284  $34,409,460 $33,226,313       $1,231,261   $            $                258  $34,409,460 $34,457,574
                        -----  ----------- -----------       ---------    --------     --------       -----  ----------  ---------
                        -----  ----------- -----------       ---------    --------     --------       -----  ----------  ---------



                        SIGNATURES

Pursuant to the requirements of Section 30(a) and (c) of the Investment Company Act of 1940 and pursuant to Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        Date:
                                                             ------------

                                                  ASSOCIATION FOR INVESTMENT IN
                                                      UNITED STATES GUARANTEED
                                                             ASSETS, INC.


                                                  -----------------------------
                                                           Registrant

                                                  -----------------------------
                                                        Chester T. Smith, Jr.
                                                           President

Pursuant to the requirements of the Investment Company Act of 1940 and pursuant to the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:                                                           Director          Date:   March    1998
    ----------------------------------------------------------                        ---------------


By:                                                           Director          Date:   March    1998
    ----------------------------------------------------------                        ---------------


By:                                                           Director          Date:   March    1998
    ----------------------------------------------------------                        ---------------