Form 10-K405
period 1998-12-31
ASSOCIATION FOR INVESTMENT IN U S GUARANTEED ASSETS INC
filed 1999-04-05
CIK 52768

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
  (X)         ANNUAL REPORT PURSUANT TO SECTION 30-(a) AND (c) OF
           THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For fiscal year ended December 31, 1998

     ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 811-2563

       ASSOCIATION FOR INVESTMENT IN UNITED STATES GUARANTEED ASSETS, INC.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                       13-2812598
--------------------------------------------------     -------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

     9 Old Kings Highway South                                 06820
---------------------------------------------------    -------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (203) 662-7600
                                                       -------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange on
        Title of Each Class                              Which Registered
---------------------------------------------     ------------------------------
               None                                            None
---------------------------------------------     ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
   --------    -------

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

As of March 18, 1998 the registrant has authorized and issued 250,000 shares of common stock, $1.00 par value, which is owned entirely by Gow Holdings, Inc. its parent.

                       Documents Incorporated By Reference

Portion of Series 28 Prospectus dated June 15, 1998 are incorporated by reference into Part I.

Index to Exhibits, Financial Statements and Schedules appear on page 17.

                                     PART I


ITEM 1. BUSINESS

The business of the registrant is the investment of net proceeds derived from the original sale of face- amount certificates to the public, and includes maintenance of reserves and deposits of assets to cover certificate liabilities, and selection and management of its investments.

Further particulars of the business carried on by the registrant are contained on pages 1 through 9 of the Prospectus herein incorporated by reference.

The Company employs 3 officers, 3 directors. Of the directors, 2 were officers of the Company.

For related party information, refer to Note 5 of the Notes to Financial Statements.

ITEM 2. PROPERTIES

None

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

a)  Common stock: refer to Item 12
b)  Face amount certificates:


                                          Number of Holders
                                          at December 31, 1998
                                          --------------------

                  Series 28                       226
                  Series 28I                        1

ITEM 6.  SELECTED FINANCIAL DATA


                                        1998                 1997                1996                1995                1994
                                        ----                 ----                ----                ----                ----

Investment income                  $  1,731,335        $  1,695,277        $  1,638,569        $  1,681,622        $  1,483,314
Investment expenses                     106,376             109,449             169,922             158,877             157,415
Provision for
 certificate reserves                 1,249,730           1,231,261           1,189,455           1,251,309           1,070,114
Net income                              221,854             208,858             164,458             158,994             149,404
Total assets                        $36,241,845         $35,037,649         $33,798,197         $32,412,633         $31,336,938

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

1998 VERSUS 1997

The Company's primary portfolio investment policy was one of investing in U.S. Government or Government guaranteed short-term securities. Rates and yields on these securities were approximately the same as those prevailing in 1997. The income from this source resulted in a yield on unborrowed reserves for 1998 of 4.21% versus 4.61% in 1997. Reflecting the stability in the rates of return, the provision for certificate reserves in 1998 was approximately the same as in 1997.

1997 VERSUS 1996

The Company's primary portfolio investment policy was one of investing in U.S. Government or Government guaranteed short-term securities. Rates and yields on these securities were approximately the same as those prevailing in 1996. The income from this source resulted in a yield on unborrowed reserves for 1997 of 4.61% versus 4.50% in 1996. Reflecting an increase in the rates of return, the provision for certificate reserves in 1997 was higher than 1996.

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

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Security Holders
Association for Investment in United States
 Guaranteed Assets, Inc.


We have audited the accompanying balance sheets of Association for Investment in United States Guaranteed Assets, Inc. as of December 31, 1998 and 1997 and the related statements of income, retained earnings and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Association for Investment in United States Guaranteed Assets, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.


Bridgeport, Connecticut              Dworken, Hillman, LaMorte & Sterczala, P.C.
March 1, 1999

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                                 BALANCE SHEETS

                           December 31, 1998 and 1997

                                     ASSETS


                                                                                                   1998                 1997
                                                                                               -----------          -----------

QUALIFIED ASSETS (Note 2):
  Cash                                                                                         $    27,828          $    18,184
  Investments in U.S. Treasury Bills, at cost which approximates market                          6,603,886            6,944,367
  Certificates loans, secured by applicable certificate reserves (Note 3)                       29,115,244           27,639,163
  Loans to affiliates under Order of Exemption (Note 5)                                                                  14,173
  Receivable for accrued interest (Note 5)                                                         468,206              421,762
                                                                                               -----------          -----------
                                                                                                36,215,164           35,037,649
OTHER ASSETS                                                                                        26,681
                                                                                               -----------          -----------
                                                                                               $36,241,845          $35,037,649
                                                                                               ----------           -----------
                                                                                               ----------           -----------

                                             LIABILITIES AND SHAREHOLDER'S EQUITY
CERTIFICATE RESERVES (Note 3):
  Reserves to mature:
    Series 28, fully paid certificates (Note 5)                                                $31,328,352          $30,122,784
    Series 28I, installment certificates                                                             7,763                7,579
    Reserve for additional credits                                                               4,371,189            4,327,211
                                                                                               -----------          -----------
                                                                                                35,707,304           34,457,574
CURRENT LIABILITIES, EXCLUSIVE OF CERTIFICATE RESERVE LIABILITIES:
  Unearned interest on certificate holders' loans                                                   78,691               76,685
  Accrued expenses, taxes and other                                                                 79,487               73,881
                                                                                               -----------          -----------
                                                                                                35,865,482           34,608,140
                                                                                               -----------          -----------
SHAREHOLDER'S EQUITY:
  Common stock, par value $1 per share, authorized, issued and
    outstanding 250,000 shares                                                                     250,000              250,000
  Capital in excess of par value                                                                     1,000                1,000
  Retained earnings                                                                                125,363              178,509
                                                                                               -----------          -----------
                                                                                                   376,363              429,509
                                                                                               -----------          -----------
                                                                                               $36,241,845          $35,037,649
                                                                                               -----------          -----------
                                                                                               -----------          -----------



                       See notes to financial statements.

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                              STATEMENTS OF INCOME

                  Years Ended December 31, 1998, 1997 and 1996



                                                                             1998                1997                1996
                                                                             ----                ----                ----
INVESTMENT INCOME:
  Interest income: (Note 5)
    Investments                                                       $   331,493         $   367,483         $   370,457
    Certificate loans                                                   1,399,842           1,327,794           1,268,112
                                                                      -----------         -----------         -----------
                                                                        1,731,335           1,695,277           1,638,569
                                                                      -----------         -----------         -----------
INVESTMENT EXPENSES:
  Officer's salary                                                         45,480              49,269              69,333
  Consulting                                                                                                       31,500
  Professional fees                                                        17,886              17,694              26,977
  Custodial fees                                                           17,966              19,058              16,000
  Printing, promotion and telephone                                         7,630               8,156               8,286
  Directors' fees                                                           6,000               8,000               8,000
  Payroll taxes                                                             4,022               4,065               3,778
  Other                                                                     7,392               3,207               6,048
                                                                      -----------         -----------         -----------
                                                                          106,376             109,449             169,922
                                                                      -----------         -----------         -----------
NET INVESTMENT INCOME                                                   1,624,959           1,585,828           1,468,647

PROVISION FOR CERTIFICATE RESERVES
  (Notes 3 and 5)                                                       1,249,730           1,231,261           1,189,455
                                                                      -----------         -----------         -----------
INCOME BEFORE INCOME TAXES                                                375,229             354,567             279,192

INCOME TAXES (Note 4)                                                     153,375             145,709             114,734
                                                                      -----------         -----------         -----------
NET INCOME                                                            $   221,854         $   208,858         $   164,458
                                                                      -----------         -----------         -----------
                                                                      -----------         -----------         -----------





                                         See notes to financial statements.

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                         STATEMENTS OF RETAINED EARNINGS

                  Years Ended December 31, 1998, 1997 and 1996




                                                                            1998               1997              1996
                                                                            ----               ----              ----
BALANCE, BEGINNING                                                       $ 178,509          $ 159,651          $ 15,193
ADD NET INCOME                                                             221,854            208,828           164,458
DEDUCT CASH DIVIDENDS ON COMMON STOCK                                     (275,000)          (190,000)          (20,000)
                                                                         ---------          ---------          --------
BALANCE, ENDING                                                          $ 125,363          $ 178,509          $159,651
                                                                         ---------          ---------          --------
                                                                         ---------          ---------          --------

                       See notes to financial statements.

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                            STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1998, 1997 and 1996



                                                                                1998                    1997                  1996
                                                                                ----                    ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $     221,854           $     208,858         $     164,458
  Adjustments to reconcile net income to net cash
       provided by operating activities:
    Provision for certificate reserves                                     1,249,730               1,231,261             1,189,455
    Change in assets and liabilities:
      (Increase) in accrued interest                                        (46,444)                (66,741)             (245,328)
      Increase in unearned interest                                            2,006                   9,126                 8,593
      Increase (decrease) in accrued expenses                                  5,606                (19,793)               43,058
                                                                        ------------           -------------         -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,432,752               1,362,711             1,160,236
                                                                        ------------           -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of other assets                                               (26,681)
  Proceeds from sale and maturity of investments                          11,566,856              13,193,368            14,327,107
  Purchase of investments                                                (11,226,375)            (13,069,019)          (16,260,497)
  (Increase) decrease in loans to affiliates                                  14,173                 (12,372)            2,019,396
  Disbursements for certificate loans                                     (1,476,081)             (1,279,699)           (1,255,768)
                                                                        ------------           -------------         -------------
NET CASH USED IN INVESTING ACTIVITIES                                     (1,148,108)             (1,167,722)           (1,169,762)
                                                                        ------------           -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid                                                       (275,000)               (190,000)              (20,000)
                                                                        ------------           -------------         -------------
NET CASH USED IN FINANCING ACTIVITIES                                       (275,000)               (190,000)              (20,000)
                                                                        ------------           -------------         -------------
NET INCREASE (DECREASE) IN CASH                                                9,644                   4,989               (29,526)

CASH, BEGINNING                                                               18,184                  13,195                42,721
                                                                        ------------           -------------         -------------
CASH, ENDING                                                           $      27,828           $      18,184         $      13,195
                                                                        ------------           -------------         -------------
                                                                        ------------           -------------         -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
  INFORMATION:
  Cash payment for income taxes                                         $    112,000           $      98,266         $      80,000
                                                                        ------------           -------------         -------------
                                                                        ------------           -------------         -------------




                       See notes to financial statements.

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

       NATURE OF BUSINESS:

       The Company is an issuer of Series 28 Face amount certificates. The
         Company is a wholly-owned subsidiary of Gow Holdings, Inc. ("Parent"). Effective January 1, 1998, the stock of the Company was transferred from Huntoon Hastings Capital Corp. to USGI Holdings, Inc.
         Effective July 28, 1998, the stock of the Company was transferred to Gow Holdings, Inc.

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

                  Years Ended December 31, 1998, 1997 and 1996


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

2.     QUALIFIED ASSETS:

       Under the provisions of its certificates and the Investment Company Act of 1940, at December 31, 1998, the Company was required to have qualified assets (as that term is defined in Section 28 (b) of the Act), of $35,957,304. As shown in the accompanying balance sheet, the Company had qualified assets of $36,215,614.

       Pursuant to the requirements of the Investment Company Act of 1940, "Qualified Assets" are to be maintained on deposit with Fleet Bank under a "Depository Agreement" to meet certificate reserve requirements of $35,707,304, at December 31, 1998. Assets on deposit as of December 31, 1998 are as follows:



       Cash                                                                           $    27,828
       United States Treasury Bills                                                     6,603,886
       Certificate loans, secured by certificate reserves                              29,115,244
                                                                                      -----------
                                                                                      $35,746,958
                                                                                      -----------
                                                                                      -----------

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                  Years Ended December 31, 1998, 1997 and 1996


3.     CERTIFICATE RESERVES:

       Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the Investment Company Act of 1940. The total gross rate of accumulation on Series 28 and 28I certificates for 1998 was 4.21%. Gross rates of accumulation on certificate reserves were as follows:


                                         1998                                 1997                                1996
                                ----------------------------        ----------------------------        ----------------------------
                                                ANNUAL GROSS                        ANNUAL GROSS                        ANNUAL GROSS
                                  TOTAL           RATES OF            TOTAL           RATES OF           TOTAL            RATES OF
                                RESERVES        ACCUMULATION        RESERVES        ACCUMULATION        RESERVES        ACCUMULATION
                                --------        ------------        --------        ------------        --------        ------------

      Reserves to mature:
        Series 28                  $31,328,352      3.50%             $30,122,784       3.50%            $28,960,222        3.50%
        Series 28I                       7,763      3.50%                   7,579       3.50%                  7,241        3.50%
      Additional credits
       on Series 28 and
       28I certificates              4,371,189      .71%                4,327,211       1.11%              4,258,850        1.00%
                                   -----------                        -----------                        -----------

                                   $35,707,304                        $34,457,574                        $33,226,313
                                   -----------                        -----------                        -----------
                                   -----------                        -----------                        -----------



4.     INCOME TAXES:

       The Company files a consolidated federal income tax return with its parent and affiliates. The tax liability is allocated to the Company on a separate-return basis.

       The provision for income taxes is composed of the following for the years ended December 31, 1998, 1997 and 1996:


                                     1998              1997             1996
                                 --------          --------         --------

       Federal                   $114,626          $107,593        $  84,721
       State                       38,749            38,116           30,013
                                 --------          --------         --------
                                 $153,375          $145,709         $114,734
                                 --------          --------         --------
                                 --------          --------         --------

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                  Years Ended December 31, 1998, 1997 and 1996


4.     INCOME TAXES (continued):


                                                                           1998               1997              1996
                                                                         --------           --------          --------
       Computed "expected" federal tax expense                           $127,578           $120,553         $  94,925
       Increase in taxes resulting from state income
         taxes, net of federal benefit                                     25,797             25,156            19,809
                                                                         --------           --------          --------
     ACTUAL TAX EXPENSE                                                  $153,375           $145,709          $114,734
                                                                         --------           --------          --------
                                                                         --------           --------          --------


5.     RELATED PARTY TRANSACTIONS:

       At December 31, 1998, the Parent owned certificates with an aggregate cost of $27,864,000 ($26,109,000 in 1997) and had a related loan balance of $27,301,000 ($25,574,000 for 1997) with accrued interest of $420,000 ($398,800 for 1997).

       During 1998, the Company made certificate reserve provisions of approximately $937,000 ($879,000 and $827,500 for 1997 and 1996,
         respectively) and recorded earned interest of $1,094,400 ($1,226,200 and $1,158,500 for 1997 and 1996, respectively), both, pertaining to the affiliate's certificates and loans.

       Under the Order of Exemption granted by the Securities and Exchange
         Commission, during 1998, 1997 and 1996 the Association made short-term loans to affiliates of the Company, secured by FHA mortgages. Interest earned on these loans, charged at a rate equal to the prime rate, amounted to $0, during 1998 and 1997 and $4,400 during 1996.

       The affiliate has borne all operational expenses of the Company, other than those set forth in the statements of income.

6.     YEAR 2000 COMPLIANCE:

       The Company is completing upgrades to its computer systems for compliance with issues related to the year 2000. Management anticipates that the Company's systems will be fully compliant by mid 1999. In management's opinon, the costs associated with this and other aspects of year 2000 compliance are not expected to have a material impact on the Company's financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


            NAME
----------------------------
           Directors                Age                Position with registrant
----------------------------        ---      -------------------------------------

William C. Gow                       68      Chairman of Board of Directors from July 14, 1980
                                             to present

Edward J. Martin                     61      Director since February 6, 1976

Marcie Gow Pajolek                   41      Vice President since August 8, 1991. Director
                                             since December 17, 1998.

Each director's present term of office expires March 1, 1999.


Executive Officers
----------------------------
William C. Gow                        68       Chairman of Board of Directors from July 14, 1980
                                               to present. President since July 28, 1998.

Lucia Leone                           40       Secretary since December 17, 1998.

Marcie Gow Pajolek                    41       Vice President since August 8, 1991


Business Experience
----------------------------
William C. Gow

         Chairman of Huntoon Hastings Capital Corp. from August 1992 to July 1997 and First Sentinel Securities, Ltd. From July 1980 to present.


Marcie Gow Pajolek

         Vice President of Association for Investment in United States Guaranteed Assets, Inc. from August 1991 to present.


Lucia Leone

         Secretary of Association for Investment in United States Guaranteed Assets, Inc. since December 1998.

Business Experience (Continued)
-------------------------------
Edward J. Martin

         Practicing attorney and partner of the law firm of Reid & Priest from June 1994 to present.

ITEM 11.   EXECUTIVE COMPENSATION

(a)      Executive Compensation

The following table lists all compensation paid or accrued by the Company to its chief executive officer and vice president for each of the three years in the period ended December 31, 1998. No other executive officers of the Company received annual salary or bonus during this period.

                                             SUMMARY COMPENSATION TABLE

                                                                                              Annual Compensation
                                                                                      ----------------------------------

                                                                                         Salary/           Other Annual
       Name and Principal Position                         Year                       Consulting            Compensation
       ---------------------------                         ----                       ----------            ------------

Chester T. Smith, Jr. President                            1996                          $69,333                 $2,000

Marcie Gow Pajolek                                         1998                          $45,480                 $2,000
                                                           1997                           49,269                   None
                                                           1996                           31,500                   None

Other annual compensation is directors' fees

(b)      Compensation of Directors

All directors of the Company are paid an annual fee, which for 1998 was $2,000 per director.

         (2) All Officers and Directors. All officers and directors of the registrant as a group, stating the number of persons in the group without naming them.


                                                                                            Salaries, Fees
                Number                                Capacities                           Directors' Fees,
              of Persons                               in Which                              Commissions
               in Group                                 Served                               and Bonuses
               --------                                 ------                               -----------

                   3                                   Director                                $    6,000
                   1                                   Officer                                     45,480

(b)      Incentive and compensation plans and arrangements.

None



(c)      Stock purchase plans, profit-sharing and thrift plans.

None

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The registrant has authorized and issued 250,000 shares of common stock, 1.00 par value, which are owned entirely by its parent, Gow Holdings, Inc., 9 Old Kings Highway South, Darien Connecticut 06820.


                  (1)                                    (2)                                     (3)

               Title of                              Beneficially                              Percent
                 Class                                  Owned                                  of Class
           ---------------                          --------------                          -------------
      Common Stock, no par value                       250,000                                   100%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For related party information, refer to Note 5 of the Notes to Financial Statements.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements included in Part II, Item 8, of this
                  report:

                  Independent Auditor's Report
                  Balance Sheets, December 31, 1998 and 1997
                  Statements of Income, Years Ended December 31, 1998, 1997 and 1996 Statements of Retained Earnings, Years Ended December 31, 1998, 1997 and 1996 Statements of Cash Flows, Years Ended December 31, 1998, 1997 and 1996

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

                  - Series 28 Prospectus dated June 15, 1998

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


Bridgeport, Connecticut              Dworken, Hillman, LaMorte & Sterczala, P.C.
March 1, 1999

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                       SCHEDULE VI - CERTIFICATE RESERVES
                                December 31, 1998



        DESCRIPTION        BALANCE, JANUARY 1, 1998              ADDITIONS              DEDUCTIONS      BALANCE, DECEMBER 31, 1998
       --------------  ---------------------------------   ----------------------- -------------------- --------------------------
             YIELD TO  NUMBER OF                                                              NUMBER OF
           MATURITY ON  ACCOUNTS                                         RESERVE      CASH     ACCOUNTS
            AN ANNUAL     WITH    AMOUNT OF                 CHARGE TO  PAYMENTS BY  SURRENDER    WITH       AMOUNT OF
             PAYMENT  CERTIFICATE  MATURITY    AMOUNT OF   PROFIT AND  CERTIFICATE  PRIOR TO  CERTIFICATE    MATURITY   AMOUNT OF
    SERIES    BASIS     HOLDERS     VALUE       RESERVES      LOSS       HOLDERS    MATURITY    HOLDERS       VALUE      RESERVES
    ------  --------- ----------- ---------    ---------   ----------  -----------  --------  -----------  ---------- ----------
Paid up
certificate-
  Series 28              257      $34,399,980   $30,122,784 $1,205,568    $          $           226      $34,399,980  $31,328,352
Installment
  basis -
  Series 28I               1            9,480         7,579        184                             1            9,480        7,763
Additional
  credits:
  Series 28              N/A                      4,323,945     43,955                           N/A              N/A    4,367,900
  Series 28I             N/A                          3,266         23                           N/A              N/A        3,289
                         ---      -----------   ----------- ----------    ------     -------     ---      -----------  -----------
                         258      $34,409,460   $34,457,574 $1,249,730    $          $           227      $34,409,460  $35,707,304
                         ---      -----------   ----------- ----------    ------     -------     ---      -----------  -----------
                         ---      -----------   ----------- ----------    ------     -------     ---      -----------  -----------

                                   SIGNATURES



Pursuant to the requirements of Section 30(a) and (c) of the Investment Company Act of 1940 and pursuant to Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          Date:
                                               ---------------------------------

                                            ASSOCIATION FOR INVESTMENT IN
                                        UNITED STATES GUARANTEED ASSETS, INC.



                                          --------------------------------------
                                                    Registrant



                                          --------------------------------------
                                                William C. Gow, III
                                                     President



Pursuant to the requirements of the Investment Company Act of 1940 and pursuant to the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:                          Director          Date: March    , 1999
------------------------                             ---------------------------

By:                          Director          Date: March    , 1999
------------------------                             ---------------------------

By:                          Director          Date: March    , 1999
------------------------                             ---------------------------