Form 10-K
period 1999-12-31
ASSOCIATION FOR INVESTMENT IN U S GUARANTEED ASSETS INC
filed 2000-03-31
CIK 52768

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
     (X)       ANNUAL REPORT PURSUANT TO SECTION 30-(a) AND (c) OF
           THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For fiscal year ended December 31, 1999

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 811-2563

       ASSOCIATION FOR INVESTMENT IN UNITED STATES GUARANTEED ASSETS, INC.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                        13-2812598
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

    9 Old Kings Highway South                              06820
---------------------------------------     ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code              (203) 662-7600
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
         Title of Each Class                                Which Registered
---------------------------------           ------------------------------------
                None                                              None
---------------------------------           ------------------------------------

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

Yes X   No
  _____   _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. None

As of March 18, 2000 the registrant has authorized and issued 250,000 shares of common stock, $1.00 par value, which is owned entirely by Gow Holdings, Inc. its parent.

                       Documents Incorporated By Reference

Portion of Series 28 Prospectus dated July 23, 1999 are incorporated by reference into Part I.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

a)  Common stock: refer to Item 12
b) Face amount certificates:                                  Number of Holders
                                                            at December 31, 1999
                                                            --------------------
                  Series 28                                            208
                  Series 28I                                             1

Item 6.  Selected Financial Data

                                        1999                1998                1997                1996                1995
                                       ------              ------              ------              ------               -----
Investment income                    $1,768,389        $  1,731,335        $  1,695,277        $  1,638,569        $  1,681,622
Investment expenses                     100,220             106,376             109,449             169,922             158,877
Provision for
 certificate reserves                 1,266,828           1,249,730           1,231,261           1,189,455           1,251,309
Net income                              242,370             221,854             208,858             164,458             158,994
Total assets                        $37,394,618         $36,241,845         $35,037,649         $33,798,197         $32,412,633

Item 7. Management's Discussion and Analysis of the Results of Operations and Financial Condition


1999 versus 1998

The Company's primary portfolio investment policy was one of investing in U.S. Government guaranteed short-term securities. Rates and yields on these securities were slightly lower than those prevailing in 1998. The income from this source resulted in a yield on unborrowed reserves for 1999 of 3.77% versus 4.21% in 1998. Reflecting a decrease in rates of return, the provision for certificate reserves in 1999 was approximately the same as in 1998.

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

Liquidity

The liquidity of the investment portfolio is an important concern of the fund's management. Loans under the Order of Exemption are of short-term duration, and the average maturity of the investments in U.S. Government Treasury Notes/Bills is eleven (11) months.

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

                          Independent Auditors' Report



Board of Directors and Security Holders
Association for Investment in United States
Guaranteed Assets, Inc.


We have audited the accompanying balance sheets of Association for Investment in United States Guaranteed Assets, Inc. as of December 31, 1999 and 1998 and the related statements of income, retained earnings and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Association for Investment in United States Guaranteed Assets, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.


Bridgeport, Connecticut              Dworken, Hillman, LaMorte & Sterczala, P.C.
March 1, 2000

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                                 BALANCE SHEETS

                           December 31, 1999 and 1998

                                 Assets

                                                                                                 1999              1998
                                                                                            ------------      -------------
Qualified assets (Note 2):
  Cash                                                                                      $     12,076       $     27,828
  Investments in U.S. Treasury Notes and Bills, at cost which
    approximates market                                                                        6,497,195          6,603,886
  Certificates loans, secured by applicable certificate reserves (Note 3)                     30,463,510         29,115,244
  Receivable for accrued interest (Note 5)                                                       395,156            468,206
                                                                                            ------------       ------------
                                                                                              37,367,937         36,215,164
Other assets                                                                                      26,681             26,681
                                                                                            ------------       ------------
                                                                                            $ 37,394,618       $ 36,241,845
                                                                                            ============       ============

                                 Liabilities and Shareholder's Equity

Certificate reserves (Note 3):
  Reserves to mature:
    Series 28, fully paid certificates (Note 5)                                             $ 32,577,438       $ 31,328,352
    Series 28I, installment certificates                                                           8,253              7,763
    Reserve for additional credits                                                             4,388,441          4,371,189
                                                                                            ------------       ------------
                                                                                              36,974,132         35,707,304
Current liabilities, exclusive of certificate reserve liabilities:
  Unearned interest on certificate holders' loans                                                 68,301             78,691
  Accrued expenses, taxes and other                                                               71,297             79,487
                                                                                            ------------       ------------
                                                                                              37,113,730         35,865,482
                                                                                            ------------       ------------
Shareholder's equity:
  Common stock, par value $1 per share, authorized, issued and
    outstanding 250,000 shares                                                                   250,000            250,000
  Capital in excess of par value                                                                   1,000              1,000
  Retained earnings                                                                               29,888            125,363
                                                                                            ------------       ------------
                                                                                                 280,888            376,363
                                                                                            ------------       ------------
                                                                                            $ 37,394,618       $ 36,241,845
                                                                                            ============       ============


                       See notes to financial statements.

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                              STATEMENTS OF INCOME

                  Years Ended December 31, 1999, 1998 and 1997



                                                                         1999                1998                1997
                                                                     ------------        ------------         -----------
Investment income:
  Interest income: (Note 5)
    Investments                                                       $   295,614         $   331,493         $   367,483
    Certificate loans                                                   1,472,775           1,399,842           1,327,794
                                                                      -----------         -----------         -----------
                                                                        1,768,389           1,731,335           1,695,277
                                                                      -----------         -----------         -----------
Investment expenses:
  Officer's salary                                                         45,479              45,480              49,269
  Professional fees                                                        16,500              17,886              17,694
  Custodial fees                                                           18,681              17,966              19,058
  Printing, promotion and telephone                                         4,913               7,630               8,156
  Directors' fees                                                           6,000               6,000               8,000
  Payroll taxes                                                             3,731               4,022               4,065
  Other                                                                     4,916               7,392               3,207
                                                                      -----------         -----------         -----------
                                                                          100,220             106,376             109,449
                                                                      -----------         -----------         -----------
Net investment income                                                   1,668,169           1,624,959           1,585,828
Provision for certificate reserves
  (Notes 3 and 5)                                                       1,266,828           1,249,730           1,231,261
                                                                      -----------         -----------         -----------
Income before income taxes                                                401,341             375,229             354,567
Income taxes (Note 4)                                                     158,971             153,375             145,709
                                                                      -----------         -----------         -----------
Net income                                                            $   242,370         $   221,854         $   208,858
                                                                      ===========         ===========         ===========




                       See notes to financial statements.

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                         STATEMENTS OF RETAINED EARNINGS

                  Years Ended December 31, 1999, 1998 and 1997




                                                          1999                1998                1997
                                                        ---------           --------            --------
Balance, beginning                                      $ 125,363           $178,509            $159,651
Add net income                                            242,370            221,854             208,828
Deduct cash dividends on common stock                    (337,845)          (275,000)           (190,000)
                                                        ---------           --------            --------
Balance, ending                                         $  29,888           $125,363            $178,509
                                                        =========           ========            ========





                       See notes to financial statements.

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                            STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1999, 1998 and 1997



                                                                       1999               1998                  1997
                                                                   ------------     --------------       ---------------
Cash flows from operating activities:
  Net income                                                       $    242,370     $      221,854       $       208,858
  Adjustments to reconcile net income to net cash
       provided by operating activities:
    Provision for certificate reserves                                1,266,828          1,249,730             1,231,261
    Change in assets and liabilities:
      (Increase) decrease in accrued interest                            73,050            (46,444)              (66,741)
      Increase (decrease) in unearned interest                          (10,390)             2,006                 9,126
      Increase (decrease) in accrued expenses                            (8,190)             5,606               (19,793)
                                                                   ------------     --------------       ---------------
Net cash provided by operating activities                             1,563,668          1,432,752             1,362,711
                                                                   ------------     --------------       ---------------
Cash flows from investing activities:
  Acquisition of other assets                                                              (26,681)
  Proceeds from sale and maturity of investments                      9,333,788         11,566,856            13,193,368
  Purchase of investments                                            (9,227,097)       (11,226,375)          (13,069,019)
  (Increase) decrease in loans to affiliates                                                14,173               (12,372)
  Disbursements for certificate loans                                (1,348,266)        (1,476,081)           (1,279,699)
                                                                   ------------     --------------       ---------------
Net cash used in investing activities                                (1,241,575)        (1,148,108)           (1,167,722)
                                                                   ------------     --------------       ---------------
Cash flows from financing activities:
  Cash dividends paid                                                  (337,845)          (275,000)             (190,000)
                                                                   ------------     --------------       ---------------
Net cash used in financing activities                                  (337,845)          (275,000)             (190,000)
                                                                   ------------     --------------       ---------------
Net increase (decrease) in cash                                         (15,752)             9,644                 4,989
Cash, beginning                                                          27,828             18,184                13,195
                                                                   ------------     --------------       ---------------
Cash, ending                                                       $     12,076     $       27,828       $        18,184
                                                                   ============     ==============       ===============
Supplemental disclosures of cash flows
  information:
  Cash payment for income taxes                                    $    131,625     $      112,000       $        98,266
                                                                   ============     ==============       ===============






                       See notes to financial statements.

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


1. Nature of business and significant accounting policies:

   Nature of business:

   The Company is an issuer of Series 28 Face amount certificates. The
     Company is a wholly- owned subsidiary of Gow Holdings, Inc. ("Parent"). Effective January 1, 1998, the stock of the Company was transferred from Huntoon Hastings Capital Corp. to USGI Holdings, Inc. Effective July 28, 1998, the stock of the Company was transferred to Gow Holdings, Inc.

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

                  Years Ended December 31, 1999, 1998 and 1997


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

   Fair value of financial instruments:

   The carrying amount of cash, investments in U.S. Treasury Notes and Bills, accounts, loans and other receivables, loans payable and trade payables approximates fair value because of the short maturity of those instruments.

   The carrying amount of Certificate Loans approximates fair value because these loans are secured by related Certificate Reserves. The carrying amount of Certificate Reserves approximates fair value because under the terms of the Certificates, a holder can sell their certificates at any time for its carrying amount.

2. Qualified assets:

   Under the provisions of its certificates and the Investment Company Act of 1940, at December 31, 1999, the Company was required to have qualified assets (as that term is defined in Section 28 (b) of the Act), of $37,224,132. As shown in the accompanying balance sheet, the Company had qualified assets of $37,357,937.

   Pursuant to the requirements of the Investment Company Act of 1940, "Qualified Assets" are to be maintained on deposit with Fleet Bank under a "Depository Agreement" to meet certificate reserve requirements of $36,974,132, at December 31, 1999. Assets on deposit as of December 31, 1999 are as follows:


       Cash                                                         $     12,076
       United States Treasury Bills                                    6,497,195
       Certificate loans, secured by certificate reserves             30,831,480
                                                                    ------------
                                                                    $ 37,340,751
                                                                    ============

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                  Years Ended December 31, 1999, 1998 and 1997


3.  Certificate reserves:

    Reserves maintained on outstanding certificates have been computed in accordance with the provisions of the certificates and Section 28 of the Investment Company Act of 1940. The total gross rate of accumulation on Series 28 and 28I certificates for 1999 was 3.77%. Gross rates of accumulation on certificate reserves were as follows:


                                   1999                            1998                             1997
                         ---------------------------      --------------------------       --------------------------
                                       Annual Gross                     Annual Gross                     Annual Gross
                            Total        Rates of            Total        Rates of           Total         Rates of
                           Reserves    Accumulation         Reserves    Accumulation        Reserves     Accumulation
                           --------    ------------         --------    ------------        --------     ------------
    Reserves mature:
     Series 28           $32,577,438      3.50%           $31,328,352       3.50%          $30,122,784        3.50%
     Series 28I                8,253      3.50%                 7,763       3.50%                7,579        3.50%
    Additional credits
     on Series 28 and
     28I certificates      4,388,441       .27%             4,371,189        .71%            4,327,211        1.11%
                         -----------                      -----------                      -----------

                         $36,974,132                      $35,707,304                      $34,457,574
                         ===========                      ===========                      ===========

4.  Income taxes:

    The Company files a consolidated federal income tax return with its parent and affiliates. The tax liability is allocated to the Company on a separate-return basis.

    The provision for income taxes is composed of the following for the years ended December 31, 1999, 1998 and 1997:


                                 1999              1998             1997
                               --------          --------         --------
    Federal                    $124,857          $114,626         $107,593
    State                        34,114            38,749           38,116
                               --------          --------         --------
                               $158,971          $153,375         $145,709
                               ========          ========         ========

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                  Years Ended December 31, 1999, 1998 and 1997


4. Income taxes (continued):


                                                                       1999               1998              1997
                                                                   ----------           --------          --------
   Computed "expected" federal tax expense                           $136,456           $127,578          $120,553
   Increase in taxes resulting from state income
     taxes, net of federal benefit                                     22,515             25,797            25,156
                                                                   ----------           --------          --------
   Actual tax expense                                                $158,971           $153,375          $145,709
                                                                   ==========           ========          ========

5. Related party transactions:

   AtDecember 31, 1999, the Parent owned certificates with an aggregate cost of $29,352,000 ($27,864,000 in 1998) and had a related loan balance of $28,772,000 ($27,301,000 for 1998) with accrued interest of $368,000 ($420,000 for 1998).

   During 1999, the Company made certificate reserve provisions of approximately $990,000 ($937,000 and $879,000 for 1998 and 1997,
     respectively) and recorded earned interest of $1,390,500 ($1,094,400 and $1,226,200 for 1998 and 1997, respectively), both, pertaining to the affiliate's certificates and loans.

   The affiliate has borne all operational expenses of the Company, other than those set forth in the statements of income.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures


NONE

                                    PART III

Item 10.  Directors and Executive officers of the Registrant

     Name
   Directors                                     Age                Position with registrant
-----------------------                          ---                ------------------------
William C. Gow                                    69       Chairman of Board of Directors from July 14, 1980
                                                           to present

Edward J. Martin                                  62       Director since February 6, 1976

Marcie Gow Pajolek                                42       Vice President since August 8, 1991.  Director
                                                           since December 17, 1998.

Each director's present term of office expires March 1, 2000.


Executive Officers
-----------------------
William C. Gow                                    69       Chairman of Board of Directors from July 14, 1980
                                                           to present.  President since July 28, 1998.

Lucia Leone                                       41       Secretary since December 17, 1998.

Marcie Gow Pajolek                                42       Vice President since August 8, 1991


Business Experience
-----------------------
William C. Gow

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

         Vice President of Association for Investment in United States Guaranteed Assets, Inc. from
         August 1991 to present.


Lucia Leone

         Secretary of Association for Investment in United States Guaranteed Assets, Inc. since
         December 1998.

Business Experience (Continued)
-------------------------------
Edward J. Martin

         Practicing attorney of the law firm of Stroock & Stroock & Lavan, LLP from June 1997 to present.

Item 11. Executive Compensation

(a)      Executive Compensation

The following table lists all compensation paid or accrued by the Company to its chief executive officer and vice president for each of the three years in the period ended December 31, 1999. No other executive officers of the Company received annual salary or bonus during this period.

                           SUMMARY COMPENSATION TABLE

                                                              Annual Compensation
                                                              -------------------
                                                                             Other Annual
       Name and Principal Position           Year         Salary             Compensation
---------------------------------------     ------        -------            ------------
Marcie Gow Pajolek                           1999         $45,479                 $2,000
                                             1998          45,480                 $2,000
                                             1997          49,269                   None


Other annual compensation is directors' fees

(b)      Compensation of Directors

All directors of the Company are paid an annual fee, which for 1999 was $2,000 per director.

         (2) All Officers and Directors. All officers and directors of the registrant as a group, stating the number of persons in the group without naming them.


                                                             Salaries, Fees
                Number               Capacities             Directors' Fees,
              of Persons              in Which                Commissions
               in Group                Served                 and Bonuses
              ----------              --------               ------------
                   3                  Director                  $ 6,000
                   1                  Officer                    45,479

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

                  (1)                      (2)                    (3)

               Title of                Beneficially             Percent
                 Class                    Owned                 of Class
                -------                ------------            ---------
      Common Stock, no par value         250,000                  100%

Item 13.  Certain Relationships and Related Transactions.

For related party information, refer to Note 5 of the Notes to Financial Statements.

                                     PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.Financial Statements included in Part II, Item 8, of this report:

           Independent Auditor's Report
           Balance Sheets, December 31, 1999 and 1998
           Statements of Income, Years Ended December 31, 1999, 1998 and 1997 Statements of Retained Earnings, Years Ended December 31, 1999, 1998 and 1997
           Statements of Cash Flows, Years Ended December 31, 1999, 1998
           and 1997

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

           - Series 28 Prospectus dated July 23, 1999

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


Bridgeport, Connecticut              Dworken, Hillman, LaMorte & Sterczala, P.C.
March 1, 2000

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                       SCHEDULE VI - CERTIFICATE RESERVES
                                December 31, 1999



           Description                        Balance, January 1, 1999                          Additions               Deductions
-------------------------------   -------------------------------------------   --------------------------------------  ----------
                      Yield to     Number of                                                                             Number of
                    Maturity on    Accounts                                                    Reserve         Cash      Accounts
                     an annual       With            Amount of                   Charge to   payments by     Surrender     With
                      Payment     Certificate        Maturity      Amount of    Profit and   Certificate     Prior to   Certificate
    Series            Basis         Holders           Value        Reserves        Loss        Holders       Maturity     Holders
 --------------     ----------    -----------         -------     ----------    -----------    --------     ----------   ---------
Paid up
  certificate -
  Series 28                            226          $34,399,980   $31,328,352    $1,249,086      $             $             208
Installment
  basis -
  Series 28I                             1                9,480         7,763           490                                    1
Additional
  credits:
  Series 28                            N/A                          4,367,900        17,221                                  N/A
  Series 28I                           N/A                              3,289            31                                  N/A
                                    ------          -----------   -----------    ----------      -------      --------   -------
                                       227          $34,409,460   $35,707,304    $1,266,828      $            $              209
                                    ======          ===========   ===========    ==========      =======      ========   =======


[RESTUBBED]

                        Balance, December 31, 1999
                     -------------------------------


                       Amount of
                       Maturity           Amount of
    Series               Value            Reserves
 --------------       -----------        -----------
Paid up
  certificate -
  Series 28           $34,399,980        $32,577,438
Installment
  basis -
  Series 28I                9,480              8,253
Additional
  credits:
  Series 28                   N/A          4,385,121
  Series 28I                  N/A              3,320
                      -----------        -----------
                      $34,409,460        $36,974,132
                      ===========        ===========


                                   SIGNATURES



Pursuant to the requirements of Section 30(a) and (c) of the Investment Company Act of 1940 and pursuant to Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Date:
                                                ----------------------------

                                              ASSOCIATION FOR INVESTMENT IN
                                           UNITED STATES GUARANTEED ASSETS, INC.




                                                 --------------------------
                                                         Registrant


                                                 --------------------------
                                                     William C. Gow, III
                                                          President



Pursuant to the requirements of the Investment Company Act of 1940 and pursuant to the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:                                Director          Date:   March    , 2000
    ----------------------------                        -----------------


By:                                Director          Date:   March    , 2000
    ----------------------------                        -----------------


By:                                Director          Date:   March    , 2000
    ----------------------------                          -----------------