Form 10-K
period 2000-12-31
ASSOCIATION FOR INVESTMENT IN U S GUARANTEED ASSETS INC
filed 2001-03-30
CIK 52768

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
   (X)   ANNUAL REPORT PURSUANT TO SECTION 30-(a) AND (c) OF
             THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For fiscal year ended December 31, 2000

   ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 811-2563

       ASSOCIATION FOR INVESTMENT IN UNITED STATES GUARANTEED ASSETS, INC.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                     13-2812598
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               101 Merritt 7                                            06851
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code             (203) 846-3199
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
          Title of Each Class                               Which Registered
--------------------------------------------------------------------------------

                None                                              None
--------------------------------------------------------------------------------


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

Yes X   No
   ---     ---

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

As of March 18, 2001 the registrant has authorized and issued 250,000 shares of common stock, $1.00 par value, which is owned entirely by Gow Holdings, Inc. its parent.

                       Documents Incorporated By Reference

Portion of Series 28 Prospectus dated May 30, 2000 are incorporated by reference into Part I.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

a)  Common stock: refer to Item 12
b)  Face amount certificates:                   Number of Holders
                                               at December 31, 2000
                                               --------------------
         Series 28                                      185
         Series 28I                                      1

Item 6.  Selected Financial Data

                                      2000                1999               1998              1997              1996
                                   ----------         ----------         ----------        ----------         ----------
Investment income                  $1,843,152         $1,768,389         $1,731,335        $1,695,277         $1,638,569
Investment expenses                   502,096            100,220            106,376           109,449            169,922
Provision for
 Certificate reserves               1,307,151          1,266,828          1,249,730         1,231,261          1,189,455
Net income                             20,588            242,370            221,854           208,858            164,458
Total assets                      $38,701,512        $37,394,618        $36,241,845       $35,037,649        $33,798,197


Item 7. Management's Discussion and Analysis of the Results of Operations and Financial Condition

2000 versus 1999
----------------

The Company's primary portfolio investment policy was one of investing in U.S. Government guaranteed short-term securities. Rates and yields on these securities were approximately the same as those prevailing in 1999. The income from this source resulted in a yield on unborrowed reserves for 2000 of 3.76% versus 3.77% in 1999. Reflecting the stability in the rates of return, the provision for certificate reserves in 2000 was approximately the same as in 1999.

1999 versus 1998
----------------

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

Liquidity
---------

The liquidity of the investment portfolio is an important concern of the fund's management. Loans under the Order of Exemption are of short-term duration, and the average maturity of the investments in U.S. Government Treasury Notes/Bills is six (6) months.

Capital Resources
-----------------

The Association continues to meet the minimum capital requirements for a face-amount certificate company as specified by law. Additional capital is not required for the current or future operations of the company.

                          Independent Auditors' Report



Board of Directors and Security Holders
Association for Investment in United States
Guaranteed Assets, Inc.


We have audited the accompanying balance sheets of Association for Investment in United States Guaranteed Assets, Inc. as of December 31, 2000 and 1999 and the related statements of income, retained earnings and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Association for Investment in United States Guaranteed Assets, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America


                                     Dworken, Hillman, LaMorte & Sterczala, P.C.
Bridgeport, Connecticut
March 16, 2001

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                                 BALANCE SHEETS

                           December 31, 2000 and 1999

                                     Assets
                                                                                2000                 1999
                                                                            -----------          -----------
Qualified assets (Note 2):
Cash                                                                        $    25,946          $    12,076
                                                                                                 -----------
Investments in U.S. Treasury Notes and Bills, at cost which
approximates market                                                           5,841,885            6,497,195
                                                                                                 -----------
Certificates loans, secured by applicable certificate
reserves (Note 3)                                                            32,293,336           30,463,510
                                                                                                 -----------
Receivable for accrued interest (Note 5)                                        520,334              395,156
                                                                            -----------          -----------

                                                                             38,681,501           37,367,937
Equipment, net of accumulated depreciation
of $6,670 in 2000                                                                20,011               26,681
                                                                            -----------          -----------
                                                                            $38,701,512          $37,394,618
                                                                            ===========          ===========
                     Liabilities and Shareholder's Equity

Certificate reserves (Note 3):
Reserves to mature:
Series 28, fully paid certificates (Note 5)                                 $33,870,203          $32,577,438
                                                                                                 -----------
Series 28I, installment certificates                                             10,196                8,253
                                                                                                 -----------
Reserve for additional credits                                                4,400,884            4,388,441
                                                                            -----------          -----------
                                                                             38,281,283           36,974,132
Current liabilities, exclusive of certificate reserve liabilities:
Unearned interest on certificate holders' loans                                  40,145               68,301
                                                                                                 -----------
Accrued expenses, taxes and other                                                78,608               71,297
                                                                            -----------          -----------
                                                                             38,400,036           37,113,730
                                                                            -----------          -----------
Shareholder's equity:
Common stock, par value $1 per share, authorized, issued and
outstanding 250,000 shares                                                      250,000              250,000
                                                                                                 -----------
Capital in excess of par value                                                    1,000                1,000
                                                                                                 -----------
Retained earnings                                                                50,476               29,888
                                                                            -----------          -----------
                                                                                301,476              280,888
                                                                            -----------          -----------
                                                                            $38,701,512          $36,241,845
                                                                            ===========          ===========


                       See notes to financial statements.

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                              STATEMENTS OF INCOME

                  Years Ended December 31, 2000, 1999 and 1998


                                                   2000              1999               1998
                                                ---------         ---------          ---------
Investment income:
Interest income: (Note 5)
Investments                                     $ 282,322         $ 295,614          $ 331,493
Certificate loans                               1,560,830         1,472,775          1,399,842
                                                ---------         ---------          ---------
                                                1,843,152         1,768,389          1,731,335
                                                ---------         ---------          ---------
Investment expenses:
Officer's salary                                   45,479            45,479             45,480
Professional fees                                  18,338            16,500             17,886
Consulting fees (Note 5)                          390,000
Custodial fees                                     18,598            18,681             17,966
Printing, promotion and telephone                   3,831             4,913              7,630
Directors' fees                                     6,000             6,000              6,000
Depreciation                                        6,670
Payroll taxes                                       3,622             3,731              4,022
Other                                               9,558             4,916              7,392
                                                ---------         ---------          ---------
                                                  502,096           100,220            106,376
                                                ---------         ---------          ---------
Net investment income                           1,341,056         1,668,169          1,624,959
Provision for certificate reserves
(Notes 3 and 5)                                 1,307,151         1,266,828          1,249,730
                                                ---------         ---------          ---------
Income before income taxes                         33,905           401,341            375,229
Income taxes (Note 4)                              13,317           158,971            153,375
                                                ---------         ---------          ---------
Net income                                      $  20,588         $ 242,370          $ 221,854
                                                =========         =========          =========










                       See notes to financial statements.

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                         STATEMENTS OF RETAINED EARNINGS

                  Years Ended December 31, 2000, 1999 and 1998


                                              2000        1999         1998
                                            -------    ---------    ---------
Balance, beginning                          $29,888    $ 125,363    $ 178,509

Add net income                               20,588      242,370      221,854
Deduct cash dividends on common stock                  (337,845)    (275,000)
                                                       ---------    ---------
Balance, ending                             $50,476    $  29,888    $ 125,363
                                            =======    =========    =========

























                       See notes to financial statements.

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                            STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2000, 1999 and 1998


                                                                       2000                   1999                   1998
                                                                   ------------           ------------           ------------
Cash flows from operating activities:
Net income                                                         $     20,588           $    242,370           $    221,854
Adjustments to reconcile net income to net cash  provided
by operating activities:
Provision for certificate reserves                                    1,307,151              1,266,828              1,249,730
Depreciation                                                              6,670
Change in assets and liabilities:
(Increase) decrease in accrued interest                                (125,178)                73,050                (46,444)
Increase (decrease) in unearned interest                                (28,156)               (10,390)                 2,006
Increase (decrease) in accrued expenses                                   7,311                 (8,190)                 5,606
                                                                   ------------           ------------           ------------
Net cash provided by operating activities                             1,188,386              1,563,668              1,432,752
                                                                   ------------           ------------           ------------
Cash flows from investing activities:
Acquisition of other assets                                                                                           (26,681)
Proceeds from sale and maturity of investments                        6,661,223              9,333,788             11,566,856
Purchase of investments                                              (6,005,913)            (9,227,097)           (11,226,375)
Decrease in loans to affiliates                                                                                        14,173
Disbursements for certificate loans                                  (1,829,826)            (1,348,266)            (1,476,081)
                                                                   ------------           ------------           ------------
Net cash used in investing activities                                (1,174,516)            (1,241,575)            (1,148,108)
                                                                   ------------           ------------           ------------
Cash flows from financing activities:
Cash dividends paid                                                                           (337,845)              (275,000)
                                                                                          ------------           ------------
Net cash used in financing activities                                                         (337,845)              (275,000)
                                                                                          ------------           ------------
Net increase (decrease) in cash                                          13,870                (15,752)                 9,644
Cash, beginning                                                          12,076                 27,828                 18,184
                                                                   ------------           ------------           ------------
Cash, ending                                                       $     25,946           $     12,076           $     27,828
                                                                   ============           ============           ============
Supplemental disclosures of cash flow
information:
Cash payment for income taxes                                      $          0           $    131,625           $    112,000
                                                                   ============           ============           ============






                       See notes to financial statements.

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  Years Ended December 31, 2000, 1999 and 1998

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

                The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and comply with Section 28 of the Investment Company Act of 1940.

                Use of estimates:

                Management uses estimates and assumptions in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenue and expenses. Actual results could vary from the estimates that were used.

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

                Equipment:

                Equipment is stated at cost. Depreciation is provided using straight-line methods over the estimated useful asset lives.

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

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998


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

2.     Qualified assets:

                Under the provisions of its certificates and the Investment
                  Company Act of 1940, at December 31, 2000, the Company was required to have qualified assets (as that term is defined in Section 28 (b) of the Act), of $38,531,283. As shown in the accompanying balance sheet, the Company had qualified assets of $38,681,501.

                Pursuant to the requirements of the Investment Company Act of
                  1940, "Qualified Assets" are to be maintained on deposit with Fleet Bank under a "Depository Agreement" to meet certificate reserve requirements of $38,281,283, at December 31, 2000. Assets on deposit as of December 31, 2000 are as follows:

   Cash                                                          $    25,946
   United States Treasury Bills                                    5,841,885
   Certificate loans, secured by certificate reserves
      and related accrued interest receivable                     32,814,020
                                                                 -----------
                                                                 $38,681,851
                                                                 ===========

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998

3.     Certificate reserves:

                Reserves maintained on outstanding certificates have been
                  computed in accordance with the provisions of the certificates and Section 28 of the Investment Company Act of 1940. The total gross rate of accumulation on Series 28 and 28I certificates for 2000 was 3.76%. Gross rates of accumulation on certificate reserves were as follows:


                                        2000                              1999                            1998
                              --------------------------      --------------------------       --------------------------
                                            Annual Gross                    Annual Gross                     Annual Gross
                                Total         Rates of         Total          Rates of          Total          Rates of
                               Reserves     Accumulation      Reserves      Accumulation       Reserves      Accumulation
Reserves to mature:
Series 28                     $33,870,203       3.50%         $32,577,438       3.50%           $31,328,352      3.50%
Series 28I                         10,196       3.50%               8,253       3.50%                 7,763      3.50%
Additional credits
 on Series 28 and
 28I certificates               4,400,884       .26%            4,388,441       .27%              4,371,189      .71%
                                                                                                -----------
                              $38,281,283                     $36,974,132                       $35,707,304
                              ===========                     ===========                       ===========

4.     Income taxes:
                The Company files a consolidated federal income tax return with its parent and affiliates. The tax liability is allocated to the Company on a separate-return basis.

                The provision for income taxes is composed of the following for the years ended December 31, 2000, 1999 and 1998:

                                                                2000            1999            1998
                                                              --------        --------        --------
  Federal                                                     $ 10,605        $124,857        $114,626
  State                                                          2,712          34,114          38,749
                                                              --------        --------        --------
                                                              $ 13,317        $158,971        $153,375
                                                              ========        ========        ========
  Computed "expected" federal tax expense                     $ 11,527        $136,456        $127,578
  Increase in taxes resulting from state income
  taxes, net of federal benefit                                  1,790          22,515          25,797
                                                              --------        --------        --------
  Actual tax expense                                          $ 13,317        $158,971        $153,375
                                                              ========        ========        ========

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                  Years Ended December 31, 2000, 1999 and 1998


5.     Related party transactions:

                At December 31, 2000, the Parent owned certificates with an aggregate cost of $31,411,000 ($29,352,000 in 1999) and had a related loan balance of $30,746,000 ($28,772,000 for 1999)
                  with accrued interest of $514,000 ($368,000 for 1999).

                During 2000, the Company made certificate reserve provisions of approximately $1,052,000 ($990,000 and $937,000 for 1999 and
                  1998, respectively) and recorded earned interest of $1,483,000 ($1,390,500 and $1,094,400 for 1999 and 1998, respectively), both, pertaining to the affiliate's certificates and loans.

                During 2000, the Company paid $390,000 in consulting fees to its Parent.

                The affiliate has borne all operational expenses of the Company, other than those set forth in the statements of income.


Item 9.  Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosures


NONE

                                    PART III

Item 10.  Directors and Executive officers of the Registrant

          Name
        Directors                                Age                   Position with registrant
----------------------------------------------------------------------------------------------------------------------------------
William C. Gow                                    70       Chairman of Board of Directors from July 14, 1980 to present

Edward J. Martin                                  63       Director since February 6, 1976

Marcie Gow Pajolek                                43       Vice President since August 8, 1991.  Director since December 17, 1998.


Each director's present term of office expires March 1, 2001.


Executive Officers
------------------
William C. Gow                                    70       Chairman of Board of Directors from July 14, 1980 to present.  President since July 28, 1998.

Lucia Leone                                       42       Secretary since December 17, 1998.

Marcie Gow Pajolek                                43       Vice President since August 8, 1991



Business Experience
-------------------
William C. Gow

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

Item 11. Executive Compensation

(a) Executive Compensation

The following table lists all compensation paid or accrued by the Company to its chief executive officer and vice president for each of the three years in the period ended December 31, 2000. No other executive officers of the Company received annual salary or bonus during this period.

                           SUMMARY COMPENSATION TABLE

                                                                  Annual Compensation
                                                              -------------------------------
                                                                                Other Annual
       Name and Principal Position                Year         Salary           Compensation
       ---------------------------                ----         ------           -------------
          Marcie Gow Pajolek                      2000        $45,479             $2,000
                                                  1999         45,479             $2,000
                                                  1998         45,480             $2,000

Other annual compensation is directors' fees

(b) Compensation of Directors

All directors of the Company are paid an annual fee, which for 2000 was $2,000 per director.

(2) All Officers and Directors. All officers and directors of the registrant as a group, stating the number of persons in the group without naming them.

                                                                                    Salaries, Directors' Fees,
      Number Of Persons in Group              Capacities in Which Served             Commissions and Bonuses
      ---------------------------             ---------------------------            -----------------------
                   3                                   Director                              $ 6,000
                   1                                   Officer                                45,479

(b) Incentive and compensation plans and arrangements.
    None

(c) Stock purchase plans, profit-sharing and thrift plans.
    None

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The registrant has authorized and issued 250,000 shares of common stock,
1.00 par value, which are owned entirely by its parent, Gow Holdings, Inc., 101 Merritt 7 Norwalk, Connecticut 06851.

                  (1)                                    (2)                                   (3)
            Title of Class                       Beneficially Owned                     Percent of Class
            ---------------                      -------------------                    ----------------
      Common Stock, no par value                       250,000                                 100%

Item 13. Certain Relationships and Related Transactions.

For related party information, refer to Note 5 of the Notes to Financial Statements.

                                     PART IV



Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements included in Part II, Item 8, of this report:

       Independent Auditor's Report
       Balance Sheets, December 31, 2000 and 1999
       Statements of Income, Years Ended December 31, 2000, 1999 and 1998 Statements of Retained Earnings, Years Ended December 31, 2000, 1999 and 1998
       Statements of Cash Flows, Years Ended December 31, 2000, 1999 and 1998

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

       - Series 28 Prospectus dated May 30, 2000

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


Bridgeport, Connecticut              Dworken, Hillman, LaMorte & Sterczala, P.C.
March 16, 2001

                           ASSOCIATION FOR INVESTMENT
                    IN UNITED STATES GUARANTEED ASSETS, INC.

                       SCHEDULE VI - CERTIFICATE RESERVES
                                December 31, 2000

    Description               Balance, January 1, 2000           Additions          Deductions       Balance, December 31, 2000
------------------------  -------------------------------  ----------------------   ----------  -----------------------------------
               Yield to    Number of                                                            Number of
              Maturity on  Accounts                                      Reserve      Cash      Accounts
                an annual   With     Amount of             Charge to    payments by  Surrender    With       Amount of
                Payment  Certificate Maturity  Amount of   Profit and   Certificate  Prior to  Certificate   Maturity    Amount of
    Series       Basis     Holders     Value     Reserves      Loss       Holders     Maturity   Holders      Value       Reserves
    ------      -------  ----------- --------  ----------  ----------   -----------  --------- ----------    --------    ----------
Paid up
  Certificate -
  Series 28                 208   $34,399,980   $32,577,438   $1,292,765   $          $          186      $34,399,980   $33,870,203
Installment
  Basis -
  Series 28I                  1         9,480         8,253        1,943                           1            9,480        10,196
Additional
  Credits:
  Series 28                 N/A                   4,385,121       12,413                         N/A              N/A     4,397,534
  Series 28I                N/A                       3,320           39                         N/A              N/A         3,350
                           ----   -----------   -----------   ----------                        ----      -----------   -----------
                            209   $34,409,460   $36,974,132   $1,307,151   $          $          187      $34,409,460   $38,281,283
                           ====   ===========   ===========   ==========   =          =         ====      ===========   ===========


                                   SIGNATURES

Pursuant to the requirements of Section 30(a) and (c) of the Investment Company Act of 1940 and pursuant to Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Date: March 21, 2001
                                                --------------------------------

                                           ASSOCIATION FOR INVESTMENT IN
                                           UNITED STATES GUARANTEED ASSETS, INC.


                                   Registrant

                                   WILLIAM C. GOW
                                   -------------------------
                                   William C. Gow, III
                                        President


Pursuant to the requirements of the Investment Company Act of 1940 and pursuant to the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  William C. Gow           Director         Date  March 21, 2001
    -----------------------                         ---------------


By:   Edward J. Martin        Director         Date: March 21, 2001
    -----------------------                          --------------


By:     Marcie Gow Pajolek    Director         Date: March 21, 2001
    -----------------------                          --------------